Form 10QSB
DESIGNATRONICS INC
filed 1995-03-24
CIK 28323

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


                           FORM 10-QSB


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED  FEBRUARY 28, 1995

                     COMMISSION FILE #0-2931


                   DESIGNATRONICS INCORPORATED

(Exact name of small business issuer as specified in its charter)



         NEW YORK                             11-1972961
      (State or other                      (I.R.S. Employer
      jurisdiction of                       Identification No.)
      incorporation or
       organization)


           2101 JERICHO TPKE., NEW HYDE PARK, NY 11040

      (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (516) 328-3300




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past ninety days.     YES  X  NO.



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                    Outstanding at March 15, 1995
       Common Stock, par value          2,873,423 (Excluding 112,088
        $.04 per share                   shares held as treasury).

                   DESIGNATRONICS INCORPORATED

                        TABLE OF CONTENTS


Part I         Financial Information:                          Page No.

   Item 1  Financial Statements

     Consolidated Condensed Balance Sheets                        3

     Consolidated Condensed Statements of Operations              4

     Consolidated Condensed Statements of Cash Flows              5

     Notes to Consolidated Condensed Financial Statements         6

   Item 2  Management's Discussion and Analysis of the
     Financial Condition and Results of Operations                7


Part II        Other Information:

   Item 4. Submission of Matters to a Vote of Security Holders    9

                    PART I FINANCIAL INFORMATION
            DESIGNATRONICS INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In Thousands)

[CAPTION]
                                        February 28,     August 31,
                                            1995            1994
                                        (Unaudited)      (Audited)
                ASSETS

Current Assets:
  Cash                                $   143        $    266
  Accounts receivable-net               3,643           3,295
  Inventories (Lower of cost or         8,243           8,209
    market, FIFO basis)
  Deferred income taxes                   772             789
  Prepaid expenses                        287             261

     Total current assets              13,088          12,820

Property, plant and equipment-net       1,439           1,506
Other assets                              324             261

     Total Assets                    $ 14,851        $ 14,649

 LIABILITIES and SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                      1,160             715
  Accrued liabilities                   1,260           1,575
  Accrued severance costs                 109             422
  Income tax payable                        3             284

     Total current liabilities          2,532           2,996

Deferred income taxes                      82              82

Other liabilities                          17              14

Shareholders' Equity:
  Common stock $.04 par value             119             119
  Additional paid-in-capital            9,402           9,402
  Retained Earnings                     2,930           2,267
  Less:  Treasury Stock                 (231)           (231)

     Total shareholders' equity        12,220          11,557

     Total Liabilities and           $ 14,851        $ 14,649
     Shareholders' Equity

          DESIGNATRONICS INCORPORATED AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
         (In thousands Except Share and per Share Data)


[CAPTION]
                              Three Months Ended   Six Months Ended
                                 February 28,        February 28,
                                1995      1994      1995      1994

Net sales                    $  6,722  $  5,906  $ 13,209  $ 11,763

Cost of sales                   4,118     3,738     8,300     7,522

Gross Profit                    2,604     2,168     4,909     4,241

Selling, general and            2,043     1,740     3,929     3,472
administrative expenses

Income from operations            561       428       980       769

Other expenses/(income)
  Interest income                   -         -         1         -
  Interest expense                  -        13         -         30
  Sundry                          (52)      (55)      (86)      (82)

Income before provision for       613       470      1,067       821
  income taxes

Provision for income taxes        235       180        404       310

Net Income                   $    378  $    290  $     663  $    511



Income per common share:

   Net Income                   $0.13     $0.10      $0.23     $0.18

Weighted number of shares    2,873,423  2,873,438  2,873,423  2,873,438
outstanding (Note 4)

          DESIGNATRONICS INCORPORATED AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
        Increase (Decrease) in Cash and Cash Equivalents

[CAPTION]
                                              Six Months Ended
                                                February 28,
                                            1995            1994
Cash flow from operating activities:
   Net Income                             $  663          $  511

Adjustments to reconcile net income to
net cash provided/used by operating
activities:
   Depreciation and amortization             229             231
   Increase in accounts receivable          (348)           (473)
   (Increase)/decrease in inventories        (34)            172
   Gain on sale of fixed assets                               (1)
   Decrease in deferred taxes                 17               9
   (Increase) in prepaid expenses            (26)            (91)
   Increase/(decrease) in accounts           445            (112)
        payable
   (Decrease) in accrued expenses           (596)           (396)
   Accrued restructuring and severance      (313)           (723)
        costs
      Total adjustments                     (626)         (1,384)

Net cash provided/(used) by operations        37            (873)

Cash flows from investing activities
   Expenditures for fixed assets            (162)           (110)
   Proceeds from sale of fixed assets                         18
   Increase in other assets                   (1)             (2)
Net cash (used)/provided in investing       (163)            (94)
     activities

Cash flows from financing activities
   Increase/(decrease) in cash                                49
     overdraft
   Proceeds from/(reduction) of long                         575
     term debt
   Other                                       3               2
Net cash provided/(used) by financing          3             626
     activities

Net (Decrease)/increase in cash             (123)           (341)

Cash and cash equivalents at beginning       266             341
     of period

Cash and cash equivalents at end of      $   143          $    0
     period


Supplemental disclosures of cash flow
  information
   Cash paid during the period for:
     Interest                            $      0         $  108
     Income taxes                          $  669         $  718

          DESIGNATRONICS INCORPORATED AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Designatronics Incorporated at February 28, 1995, and the results of its operations and cash flows for the three and six month periods ended February 28, 1995, and 1994. It is suggested that these condensed statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report, on Form 10-KSB, for the year ended August 31, 1994.

2.   The  results  of operations for the six month  period  ended
February 28, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Inventories consist of the following (in thousands of dollars):

                              February 28     August 31,
                                 1995           1994

          Raw materials        $   940          $  940
          Work in process          557             532
          Finished goods         6,746           6,737

            Total Inventories   $8,243          $8,209

4. Earnings per share are based on earnings for each period divided by the weighted average number of shares outstanding during such period.

          DESIGNATRONICS INCORPORATED AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Results of Operations

(a)    Sales

Net sales increased 13.8% for the second quarter ended February 28, 1995 and 12.3% on a year-to-date basis, as compared to the respective prior year periods. Sales for the Mechanical Component segment increased 16.4% to $5,757,000, in the second quarter, and 16.6% to $11,338,000, on a year-to-date basis, as compared to the fiscal 1994 figures. This continued increase in sales shows the positive effects of the Companys' combined catalog library and its continued expansion of its customer base. Sales for the Automation Components segment decreased 1% to $965,000 in the second quarter, and 8.2%, to $1,871,000, on a year-to-date basis, as compared to the fiscal 1994 figures. The Company does not see this decrease as being a trend as the backlog for the Automation component segment has increased 10% from fiscal year-end August 31, 1994.

Export sales, for the second quarter, decreased 10% to $500,000, and 2% on a year-to-date basis, to $1,104,000 as compared to the prior year figures. The Company does not believe that the current quarter decrease constitutes a trend.

(b)    Gross Profit Margins

The Company's consolidated gross profit margin for the second quarter and year-to-date periods ended February 28, 1995 were 38.7% and 37.2%, as compared to the prior year figures of 36.7% and 36.1% respectively. The gross profit margin for the Mechanical Components segment increased to 36.5% for the year-to-date period compared to 34.6% in fiscal 1994. The gross profit margin for the Automation Components segment decreased to 41.2% as compared to 42.8% in the prior year. This change can be attributed to the increased import costs due to the decreased value of the dollar oversees.

(c)    Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of sales, were 30.4% in the current quarter and 29.7% on a year-to-date basis as of February 28, 1995, as compared to 29.5% for both the quarter and year-to-date periods in fiscal 1994. The current quarter increase reflects the Company's expansion of its efforts in the marketing and advertising areas.

(d)    Income Taxes

The effective tax rate for the year to date period ended February
28, 1995 was 37.9% compared to an effective tax rate of 37.8% for the same period last year.


Financial Condition

The  Company's working capital position as of February  28,  1995 was  $10,556,000 as compared to $9,824,000 as of the  year  ended
August 31, 1994. The current ratio at February 28, 1995 is 5.2:1 and was 4.3:1 at August 31, 1994.

Net cash provided by operations was $37,000 for the year-to-date period ended February 28, 1995. The major uses of cash were: 1) payments due under severance contracts of $297,000, 2) the increase in accounts receivable of $348,000, and 3) the decrease in accrued expenses of $579,000. The total use of cash was partially offset by cash provided from an increase in accounts payable of $445,000.

The Company continues to retain Ernst & Young, one of the country's leading accounting and financial services companies, as financial advisors to assist the Company in exploring ways to enhance shareholder value, including the possible sale of the company. In addition, the Board of Directors has authorized the purchase of an unspecified amount of Designatronics' stock in accordance with rule 10b-18 of the Securities and Exchange Act of 1934 as amended, and subject to the annual $200,000 repurchase limitation imposed by the Company's bank agreement. There have been no stock purchases as of the date of this filing.

The Company has a $5,000,000 three year revolving loan facility with European American Bank which expires on November 8, 1996, and is renewable for an additional year at the Company's option.
As of February 28, 1995, there was no balance outstanding.

The  Company  estimates  capital  expenditures  will  not  exceed
$500,000 in the current fiscal year and does not have any material commitments beyond August 31, 1995.

                             PART II

                        OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of shareholders of the company took place on January 11, 1995.

     (b)  Martin Hoffman, Dr. Frank Buchsbaum, Sol Schwartz and
          Joseph Rubenfeld were re-elected as directors. The voting for Directors was as follows;

                                         FOR      WITHHELD
            Martin Hoffman            2,657,779     4,010
            Dr. Frank Buchsbaum       2,657,779     4,010
            Sol Schwartz              2,657,779     4,010
            Joseph Rubenfeld          2,657,779     4,010

     (c) The following matters were approved at the annual meeting by the votes as indicated:

          Cornick, Garber & Sandler, LLP, Certified Public
          Accountants, as independent auditors

               FOR  2,656,531   AGAINST   2,877   ABSTAIN  2,388

                            SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   DESIGNATRONICS INCORPORATED


Date: March 23, 1995                 SS:  Martin Hoffman
                                     Martin Hoffman, President,
                                     Chief Executive Officer
                                     and Chief Financial
                                     Officer