Form 10QSB
period 1995-05-31
DESIGNATRONICS INC
filed 1995-07-06
CIK 28323

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


                           FORM 10-QSB


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

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

                            (516) 328-3300
                     (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.     YES  X  NO     .


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



              Class                 Outstanding at June 30, 1995
         Common Stock, par value     2,873,423(Excluding 112,088
          $.04 per share              shares held as treasury).

                     DESIGNATRONICS INCORPORATED


                          TABLE OF CONTENTS


Part I         Financial Information:                        Page No.


   Item 1  Financial Statements

     Consolidated Condensed Balance Sheets                          3


     Consolidated Condensed Statements of Operations                4


     Consolidated Condensed Statements of Cash Flows                5


     Notes to Consolidated Condensed Financial Statements           6


   Item 2  Management's Discussion and Analysis of the
     Financial Condition and Results of Operations                  7



Part II        Other Information:

    Item 5  Other Events                                            8


    Item 6.   Exhibits and Reports on Form 8-K                      8

                  PART I  FINANCIAL INFORMATION
          DESIGNATRONICS INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In Thousands)



                                          May 31,        August 31,
                                            1995            1994
                                        (Unaudited)      (Audited)
                ASSETS

Current Assets:
  Cash                               $    223      $      266
  Accounts receivable-net               4,057           3,295
  Inventories (Lower of cost or         8,909           8,209
        market, FIFO basis)
  Deferred income taxes                   778             789
  Prepaid expenses                        290             261

     Total current assets              14,257          12,820

Property, plant and equipment-net       1,355           1,506
Other assets                              323             323

     Total Assets                    $ 15,935        $ 14,649

 LIABILITIES and SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                      1,296             715
  Accrued liabilities                   1,389           1,575
  Accrued severance costs                 143             422
  Income tax payable                      124             284

     Total current liabilities          2,952           2,996

Deferred income taxes                      82              82

Other liabilities                          17              14

Shareholders' Equity:
  Common stock $.04 par value             119             119
  Additional paid-in-capital            9,402           9,402
  Retained Earnings                     3,594           2,267
  Less:  Treasury Stock                 (231)           (231)

     Total shareholders' equity        12,884          11,557

     Total Liabilities and           $ 15,935        $ 14,649
      Shareholders' Equity

          DESIGNATRONICS INCORPORATED AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
         (In thousands Except Share and per Share Data)



                              Three Months Ended  Nine Months Ended
                                   May 31,             May 31,
                                1995      1994                1994

Net sales                   $ 8,057  $  6,889    $21,266   $18,652

Cost of sales                 4,668     4,294     12,968    11,816

Gross Profit                  3,389     2,595      8,298     6,836

Selling, general and          2,391     1,874      6,320     5,365
administrative expenses

Income from operations          998       721      1,978     1,471

Other expenses/(income)
  Interest income                 4         -         5         -
  Interest expense                -         9         -         39
  Sundry                        (59)      (40)      (145)     (141)

Income before provision for   1,061       752       2,128     1,573
income taxes

Provision for income taxes      397       281         801       591

Net Income                    $ 664     $ 471     $ 1,327    $  982




Income per common share:

Net Income                     $0.23     $0.16     $0.46     $0.34

Weighted number of shares     2,873,423 2,873,438  2,873,423  2,873,438
  outstanding (Note 4)

          DESIGNATRONICS INCORPORATED AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
        Increase (Decrease) in Cash and Cash Equivalents



                                             Nine Months Ended
                                                  May 31,
                                            1995            1994
Cash flow from operating activities:
   Net Income                             $ 1,327         $  982

Adjustments to reconcile net
income/(loss) to net cash
provided/(used) by operating
activities:
   Depreciation and Amortization              350            348
   Increase in accounts receivable           (762)          (744)
   (Increase)/decrease in inventories        (700)             3
   Gain on sale of fixed assets                               (2)
   Decrease in deferred taxes                  11              1
   Increase in prepaid expenses               (29)          (165)
   Increase/(decrease) in accounts            581           (122)
         payable
   Decrease in accrued expenses              (346)          (197)
   Accrued restructuring and severance       (279)          (783)
       costs
      Total adjustments                    (1,174)         (1,661)

Net cash provided/(used) by operations        153            (679)

Cash flows from investing activities
   Expenditures for fixed assets             (205)           (118)
   Proceeds from sale of fixed assets           6              18
   Increase in other assets                                    (2)
Net cash (used) in investing                 (199)           (102)
  activities

Cash flows from financing activities
   Increase in cash overdraft                                 238
   Proceeds of long term debt                                 200
   Other                                        3               2
Net cash provided by financing                  3             440
  activities

Net Decrease in cash                          (43)           (341)

Cash and cash equivalents at beginning        266             341
   of period

Cash and cash equivalents at end of           223          $    0
  period

Supplemental disclosures of cash flow
      information
   Cash paid during the period for:
     Interest                              $    0          $  117
     Income taxes                          $  961          $  782

          DESIGNATRONICS INCORPORATED AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Designatronics Incorporated at May 31, 1995, and the results of its operations and cash flows for the three and nine month periods ended May 31, 1995, and 1994. It is suggested that these condensed statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report, on Form 10-KSB, for the year ended August 31, 1994.

2.  The results of operations for the nine month period ended May
31, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Inventories consist of the following (in thousands of dollars):

                                May 31       August 31,
                                 1995           1994
          Raw materials         $  940         $  940
          Work in process          567            532
          Finished goods         7,402          6,737

             Total              $8,909         $8,209
          Inventories

4. Earnings per share are based on earnings for each period divided by the weighted average number of shares outstanding during such period. The effect of outstanding stock options was not material.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

(a)    Sales

Net sales increased 17.0% for the third quarter period ended May 31, 1995, and 14.0% on a year-to-date basis as compared to the respective prior year periods. Sales for the Mechanical Component segment increased 14.0% to $6,767,000, in the third quarter, and 15.6% to $18,105,000, on a year-to-date basis, as compared to the fiscal 1994 figures. This continued increase in sales shows the positive effects of the Company's' combined catalog library and its continued expansion of the customer base. Sales for the Automation Components segment increased 35.0% to $1,290,000 in the third quarter, and 5.5%, to $3,161,000, on a year-to-date basis, as compared to the fiscal 1994 figures. The current quarter increase in Automation Components sales reflects the new marketing approach which was developed by the company in the first quarter of the current fiscal year.

Export sales, for the third quarter, increased 11% to $673,000, and 2.5% on a year-to-date basis, to $1,777,000, as compared to the prior year figures.

(b)    Gross Profit Margins

The Company's consolidated gross profit margin for the third quarter and year-to-date periods ended May 31, 1995 were 42.1% and 39.0%, as compared to the prior year figures of 37.7% and 36.7% respectively. The gross profit margin for the Mechanical Components segment increased to 39.0% for the year-to-date period compared to 35.7% in fiscal 1994. The increased gross profit margin for the mechanical component segment was due to a more favorable product mix. The gross profit margin for the Automation Components segment decreased to 39.4% as compared to 41.8% in the prior year. This change can be attributed to the increased import costs due to the decreased value of the dollar oversees.

(c)    Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of sales, were 29.7% for the current quarter and year-to-date basis, as compared to 27.2% and 28.8% for the respective prior year periods.

(d)    Income Taxes

The effective tax rate for the third quarter and year to date periods ended May 31, 1995, were unchanged at 37.4 and 37.6% as compared to the prior year periods, respectively.

Financial Condition

The Company's working capital position as of May 31, 1995 was $11,305,000 as compared to $9,824,000 as of the year ended August
31,  1994.  The  current ratio at May 31, 1995 is 4.8:1  and  was
4.3:1 at August 31, 1994.

Net cash provided by operations was $153,000 for the year-to-date period ended May 31, 1995. The major uses of cash were: 1) payments due under severance contracts of $297,000, 2) the increase in accounts receivable of $762,000, 3) the decrease in accrued expenses of $579,000 and 4) the increase in inventory of $700,000. The total use of cash was partially offset by cash provided from an increase in accounts payable of $581,000.

The Company has a $5,000,000 three year revolving loan facility with European American Bank which expires on November 8, 1996, and is renewable for an additional year at the Company's option.
As of May 31, 1995, there was no balance outstanding.

The Company estimates capital expenditures will not exceed
$750,000 in the current fiscal year and does not have any material commitments beyond August 31, 1995.

                             PART II

                        OTHER INFORMATION




Item 5.   Other Events

     On June 5, 1995, Designatronics Incorporated (the "Company") entered into a letter of intent with Dyson, Dyson & Dunn, Inc. (DD&D). The letter of intent outlines certain basic terms pursuant to which DD&D, or a Delaware corporation to be formed by DD&D ("Purchaser"), will acquire all of the outstanding stock of the Company. Purchaser would form a New York corporation (the "Merger Company") to be merged into the Company. As a result of the merger, Purchaser as the sole shareholder of the Merger Company, would acquire all of the stock of the Company and each shareholder of the Company would receive $6.00 per share in cash. The letter of intent is non-binding and is subject to the entry of a mutually acceptable definitive Agreement and Plan of Merger and other conditions.


Item 6.   Exhibits and Reports on Form 8-K

     a) 10.9 The Letter of Intent between DD&D and the Company dated June 5, 1995, is incorporated by reference to the Form 8-K stated below.

     b)  On June 13, 1995, a Form 8-K was filed with respect to
Item 5, Other Events, which described the    prospective merger
stated above.

                            SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   DESIGNATRONICS INCORPORATED


Date: July 6, 1995                   SS: Martin Hoffman
                                     Martin Hoffman, President,
                                     Chief Executive Officer
                                     and Chief Financial
                                     Officer



Date: July 6, 1995                   SS: Frank Buchsbaum
                                     Frank Buchsbaum, Exec.
                                     Vice President